Form 10-K405
period 1998-12-31
GREENWICH CAP ACCEPT INC SEQU MORT TR 3 MORT LN AS BCK CERT
filed 1999-05-05
CIK 1065173

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO _________.

COMMISSION FILE NUMBER: 333-80740-08

      GREENWICH CAPITAL ACCEPTANCE, INC.(AS DEPOSITOR UNDER THE POOLING AND SERVICING AGREEMENT DATED JUNE 1, 1998, PROVIDING FOR THE ISSUANCE OF
     THE SEQUOIA MORTGAGE TRUST 3, MORTGAGE LOAN ASSET BACKED CERTIFICATES)

                       GREENWICH CAPITAL ACCEPTANCE, INC.
             (Exact Name of registrant as specified in its charter)

                  DELAWARE                                                        61199884
(State or other jurisdiction of incorporation or                    (I.R.S. employer identification no.)
               organization)

            600 STEAMBOAT ROAD                                06830
          GREENWICH, CONNECTICUT                            (Zip code)
 (Address of principal executive offices)

                                 (203) 622-2700
              (Registrant's telephone number, including area code)

Securities  registered  pursuant to Section 12(b) of the    Securities  registered  pursuant to Section  12(g) of
Act:                                                        the Act:

                          NONE                                                    NONE
                    (Title of class)                                        (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                      SEQUOIA MORTGAGE FUNDING CORPORATION
                      SEQUOIA MORTGAGE TRUST 3 Certificates

                                      INDEX

                                                                                                  Page
                                                                                                  ----
PART I    .....................................................................................     3
          ITEM 1   -  BUSINESS.................................................................     3
          ITEM 2   -  PROPERTIES...............................................................     3
          ITEM 3   -  LEGAL PROCEEDINGS........................................................     3
          ITEM 4   -  SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS.........................................................     3

PART II   .....................................................................................     3
          ITEM 5   -  MARKET FOR REGISTRANT'S COMMON STOCK AND
                      RELATED STOCKHOLDER MATTERS..............................................     3
          ITEM 6   -  SELECTED FINANCIAL DATA..................................................     3
          ITEM 7   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................     3
          ITEM 8   -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................     3
          ITEM 9   -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE...................................     3


PART III  .....................................................................................     4
          ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF
                      THE REGISTRANT...........................................................     4
          ITEM 11  -  EXECUTIVE COMPENSATION...................................................     4
          ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT....................................................     4
          ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................     8

PART IV   .....................................................................................     8
          ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                      REPORTS ON FORM 8-K......................................................     8

SIGNATURES     ................................................................................     9
INDEX TO EXHIBITS..............................................................................     10

                                     PART I

ITEM 1   -  BUSINESS

            Not Applicable.

ITEM 2   -  PROPERTIES

            Greenwich Capital Acceptance, Inc. (the "Depositor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 14.

ITEM 3   -  LEGAL PROCEEDINGS

            The Depositor is not aware of any material pending legal proceedings involving either the Sequoia Mortgage Trust 3 Mortgage Loan Asset-Backed Certificates trust (the "Trust"), established pursuant to the Pooling and Servicing Agreement, dated June 1, 1998; the First Union National Bank as trustee, ("Trustee"), nor Norwest Bank Minnesota, National Association as Master Servicer which relates to the Trust.

ITEM 4   -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter has been submitted to a vote of the holders of beneficial interests in Trust 3 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5   -  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         To the best knowledge of the Depositor, there is no established public trading market for the Certificates issued under Trust 3.

            All of the Certificates issued by Trust 3 are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trusts from DTC, as of December 31, 1998, there were four holders of the Class A-1 Certificates, four holders of the Class A-2 Certificates, seven holders of the Class A-3 Certificates, three holders of the Class A-4 Certificates, and one holder of each of the Class APO Certificates, Class A-10 Certificates, Class AX-1 Certificates, Class AX-2 Certificates, Class AX-3 Certificates, Class AX-4 Certificates, Class A-R Certificates, Class A-RLT Certificates, Class M-1 Certificates, Class M-2 Certificates, Class M-3 Certificates, Class B-1 Certificates, Class B-2 Certificates and Class B-3 Certificates.

ITEM 6   -  SELECTED FINANCIAL DATA

            Not Applicable.

ITEM 7   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

            Not Applicable.


ITEM 8   -  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

            Not Applicable.

ITEM 9   -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

            There were no changes of accountants or disagreements on accounting or financial disclosures between the Depositor and its accountants.

                                    PART III

ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Not Applicable.

ITEM 11  -  EXECUTIVE COMPENSATION

            Not Applicable.

ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Depositor is a wholly-owned subsidiary of Redwood Trust, Inc., a Maryland corporation. Sequoia Mortgage Trust 3 is a Delaware statutory business trust wholly-owned by the Depositor.

            The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                    Class A-1

               NAME AND ADDRESS                           PRINCIPAL AMOUNT  % OF CLASS
               Boston Safe Deposit and Trust Company      $ 79,094,250      35%
               Three Mellon Bank Center, Room 153-3015
               Pittsburgh, PA  15259

               Citibank, N.A.                             $ 22,500,000      10%
               P.O. Box 30576
               Tampa, FL  33630-3576

               Chase Manhattan Bank                       $118,864,750      53%
               4 New York Plaza
               13th Floor
               New York, NY  10004


                                    Class A-2

               NAME AND ADDRESS                           PRINCIPAL AMOUNT  % OF CLASS
               Bankers Trust Company                      $ 25,382,655      26.7%
               C/O BT Services Tennessee Inc.
               648 Grassmere Park Drive
               Nashville, TN  37211

               Citibank, N.A.                             $ 11,875,000      12.5%
               P.O. Box 30576
               Tampa, FL  33630-3576

               Chase Manhattan Bank                       $ 28,604,590      30.1%
               4 New York Plaza
               13th Floor
               New York, NY  10004

               Merrill Lynch, Pierce Fenner               $ 29,137,755      30.7%
               & Smith Safekeeping
               4 Corporate Place
               Corporate Park 287
               Piscataway, NJ  08855

                                    Class A-3

               NAME AND ADDRESS                           PRINCIPAL AMOUNT  % OF CLASS
               The Bank of New York                       $ 39,725,810      24.19%
               925 Patterson Plank Road
               Secaucus, NJ  07094

               Chase Manhattan Bank/Broker & Dealer       $ 16,050,000      9.77%
               Clearance Department
               4 New York Plaza, 21st Floor
               New York, NY  10015

               PNC Bank, N.A./Pittsburgh                  $ 63,561,285      38.71%
               One PNC Plaza, 9th Floor
               249 5th Avenue
               Pittsburgh, PA  15222-7707

               Union Bank of California, N.A.             $ 15,852,905      9.65%
               P.O. Box 109
               San Diego, CA  92112-4103

               Chase Manhattan Bank                       $ 25,000,000      15.23%
               4 New York Plaza
               13th Floor
               New York, NY  10004




                                    Class A-4

               NAME AND ADDRESS                           PRINCIPAL AMOUNT  % OF CLASS
               Chase Manhattan Bank                       $ 30,480,680      25%
               4 New York Plaza
               13th Floor
               New York, NY  10004

               Chase Manhattan Bank/FI-TRAC 2             $ 50,442,040      41%
               4 New York Plaza
               New York, NY  10004

               Chase Manhattan Bank/Broker & Dealer       $ 41,000,000      34%
                Clearance Department
               4 New York Plaza, 21st Floor
               New York, NY  10015


                                    Class APO

               NAME AND ADDRESS                           PRINCIPAL AMOUNT  % OF CLASS
               Bankers Trust/Dealer Clearance             $  3,033,074      100%
               16 Wall Street
               New York, NY  10005



                                   Class A-10

               NAME AND ADDRESS                           PRINCIPAL AMOUNT  % OF CLASS
               Bankers Trust/Dealer Clearance             $595,721,313      100%
               16 Wall Street
               New York, NY  10005

                                   Class AX-1

               NAME AND ADDRESS                           PRINCIPAL AMOUNT  % OF CLASS
               Chase Manhattan Bank/Broker & Dealer       $225,459,000      100%
               Clearance Department
               4 New York Plaza, 21st Floor
               New York, NY  10015



                                   Class AX-2

               NAME AND ADDRESS                           PRINCIPAL AMOUNT  % OF CLASS
               Chase Manhattan Bank/Broker & Dealer       $ 95,000,000      100%
               Clearance Department
               4 New York Plaza, 21st Floor
               New York, NY  10015




                                   Class AX-3

               NAME AND ADDRESS                           PRINCIPAL AMOUNT  % OF CLASS
               Bankers Trust/Dealer Clearance             $164,200,000      100%
               16 Wall Street
               New York, NY  10005




                                   Class AX-4

               NAME AND ADDRESS                           PRINCIPAL AMOUNT  % OF CLASS
               Bankers Trust/Dealer Clearance             $121,922,720      100%
               16 Wall Street
               New York, NY  10005


                                    Class A-R

               NAME AND ADDRESS                           PRINCIPAL AMOUNT  % OF CLASS
               Greenwich Capital Acceptance, Inc.                           100%
               600 Steamboat Road
               Greenwich, CT  06830


                                   Class A-RLT

               NAME AND ADDRESS                           PRINCIPAL AMOUNT  % OF CLASS
               Greenwich Capital Acceptance, Inc.                           100%
               600 Steamboat Road
               Greenwich, CT  06830



                                    Class M-1

               NAME AND ADDRESS                           PRINCIPAL AMOUNT  % OF CLASS
               The Bank of New York                       $  5,000,000      31%
               925 Patterson Plan Road
               Secaucus, NJ  07094
                                                          $ 11,127,300      69%
               Firstar Trust Company
               777 E. Wisconsin Avenue
               Milwaukee, WI  53202

                                    Class M-2

               NAME AND ADDRESS                           PRINCIPAL AMOUNT  % OF CLASS
               Chase Manhattan Bank/Broker & Dealer       $  7,741,100      100%
               Clearance Department
               4 New York Plaza, 21st Floor
               New York, NY  10015




                                    Class M-3

               NAME AND ADDRESS                           PRINCIPAL AMOUNT  % OF CLASS
               Chase Manhattan Bank/Broker & Dealer       $  4,838,200      100%
               Clearance Department
               4 New York Plaza, 21st Floor
               New York, NY  10015




                                    Class B-1

               NAME AND ADDRESS                           PRINCIPAL AMOUNT  % OF CLASS
               Greenwich Capital Acceptance, Inc.                           100%
               600 Steamboat Road
               Greenwich, CT  06830



                                    Class B-2

               NAME AND ADDRESS                           PRINCIPAL AMOUNT  % OF CLASS
               Greenwich Capital Acceptance, Inc.                           100
               600 Steamboat Road
               Greenwich, CT  06830




                                    Class B-3

               NAME AND ADDRESS                           PRINCIPAL AMOUNT  % OF CLASS
               Greenwich Capital Acceptance, Inc.                           100%
               600 Steamboat Road
               Greenwich, CT  06830




ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

                                     PART IV

ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a) The following documents are filed as part of this report:

                  1.         Financial Statements:

                             Not applicable.

                  2.         Financial Statement Schedules:

                             Not applicable.

                  3.         Exhibits:

                             Exhibit No.           Description
                             -----------           -----------
                             99.1*                 Statement of Compliance of the Master Servicer.

                             99.2*                 Annual Report of Independent Accountant
                                                   with respect to the Master Servicer's overall servicing
                                                   operations.

----------------

            * The document is not due to be delivered until 120 days after the year ended December 31, 1998. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the registrant.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        By:  GREENWICH CAPITAL ACCEPTANCE, INC.
                                             As Depositor


                                             By: /s/ Robert J. McGinnis
                                                 ------------------------------
                                                 Name:  Robert J. McGinnis
                                                 Title: President
Date:    May 5, 1999.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Depositor and in the capacities and on the dates indicated:



           Signature                                Position                          Date
           ---------                                --------                          ----

/s/ Robert J. McGinnis                President (Principal Executive Officer and   May 5, 1999
-----------------------------         Principal Financial Officer)
Robert J. McGinnis

/s/ Kevin C. Piccoli                  Senior Vice President and Controller         May 5, 1999
-----------------------------         (Principal Accounting Officer)
Kevin C. Piccoli

/s/ John C. Anderson                  Senior Vice President,                       May 5, 1999
-----------------------------         Secretary, and Director
John C. Anderson

/s/ Jay N. Levine                     Director                                     May 5, 1999
-----------------------------
Jay N. Levine

                                INDEX TO EXHIBITS
                                   Item 14(C)

Exhibit No.    Description
-----------    -----------
99.1*          Statement of Compliance of the Master Servicer of Trust 3.

99.2* Annual Report of Independent Accountant with respect to the Servicer's overall servicing operations with respect to Trust 3.

----------
* The document is not due to be delivered until 120 days after the year ended December 31, 1998. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the registrant.